Form 10QSB
period 2005-12-31
Azzoro Inc.
filed 2006-04-17
CIK 1300450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   December 31, 2005
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-119848
                            -----------------

                                  AZZORO INC.
      -------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

             Nevada                                      Pending
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

475 Howe Street, Suite 1030
Vancouver, British Columbia                               89502
----------------------------------------      -----------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:        (604) 209-4522
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [  ] Yes  [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,710,000 shares of $0.001 par value common stock outstanding as of April 17, 2006.

                                  AZZORO INC.

                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                               DECEMBER 31, 2005

                                  (Unaudited)







BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                  AZZORO INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                                   December 31,          March 31,
                                                                                       2005                2005
                                                                                    (Unaudited)

                                                                         ASSETS

CURRENT ASSETS
  Cash                                                                          $    11,098         $    22,429


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                      $     3,674         $     7,111


NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

STOCKHOLDERS' EQUITY
Capital stock (Note 4)
     Authorized:
       75,000,000 common shares, $0.001 par value
     Issued and outstanding:
       7,710,000 common shares (March 31, 2005 - 7,710,000)                           7,710               7,710
Additional paid in capital                                                           26,290              26,290
Deficit accumulated during the exploration stage                              (      26,576)      (      18,682)

                                                                                      7,424              15,318

                                                                                $    11,098         $    22,429



















     The accompanying notes are an integral part of these interim financial statements

                                  AZZORO INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
  for the three months and nine months ended December 31, 2005, and 2004, and for the period from January 15, 2004 (inception) to December 31, 2005
                                  (Unaudited)


                                                                                      January 15, 2004
                                             Three months ended   Nine months ended   (Inception) to
                                                December 31,        December 31,      December 31,
                                               2005      2004      2005      2004       2005

Expenses
 Accounting and audit fees                   $  2,138  $  1,928  $  5,994  $  3,749  $ 16,208
 Filing                                           602       539     1,126       539     1,811
 Office and miscellaneous                          22       126       274       281     1,057
 Management                                       500         -       500         -       500
 Mineral property costs (Note 3)                    -         -         -         -     7,000

Net loss for the period                      $  3,262 $   2,593 $   7,894 $   4,569 $  26,576

Basic loss per share                         $   0.00   $  0.00 $    0.00 $    0.00

Weighted average number of shares           7,710,000 7,710,000 7,710,000 7,709,400
outstanding







     The accompanying notes are an integral part of these interim financial statements

                                  AZZORO INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
          for the nine months ended December  31, 2005, and 2004, and for the period from January 15, 2004 (inception) to December 31, 2005
                                  (Unaudited)

                                                                                                       January 15, 2004
                                                                          Nine months ended             (Inception) to
                                                                            December 31,                 December 31,
                                                                      2005                2004                2005

Operating Activities
  Net loss for the period                                       $(   7,894)         $(   4,569)         $(  26,576)
  Change in non-cash working capital balance related to
  operations
   Accounts payable and accrued
   liabilities                                                   (   3,437)                646               3,674

Net Cash used in operating activities                            (  11,331)          (   3,923)          (  22,902)

Financing Activity
  Proceeds on sale of common stock                                        -               2,000              34,000

Net Cash from financing activity                                          -               2,000              34,000

(Decrease) increase in cash during the period                    (   11,331)         (    1,923)             11,098

Cash, beginning of the period                                        22,429              26,371                   -

Cash, end of the period                                         $    11,098         $    24,448         $    11,098


Supplemental cash flow information:
     Interest paid                                             $          -        $          -         $         -

     Income taxes paid                                         $          -        $          -         $         -









     The accompanying notes are an integral part of these interim financial statements

                                  AZZORO INC.
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
        for the period January 15, 2004 (Inception) to December 31, 2005
                                  (Unaudited)




                                                    Additional		Deficit Accumulate
                                                                        During the
                                  Common Shares      Paid-in            Exploration
                                Number   Par Value   Capital               Stage                Total

Balance, January 15, 2004              - $        - $        -          $         -          $        -

Capital stock issued for cash
 - at $0.001 per share         5,000,000      5,000          -                    -               5,000
 - at $0.01 per share          2,700,000      2,700     24,300                    -              27,000
Net loss for the period                -          -          -               (8,559)            ( 8,559)

Balance, March 31, 2004        7,700,000      7,700     24,300               (8,559)             23,441

Capital stock issued for cash
 - at $0.20 per share             10,000         10      1,990                    -               2,000
Net loss for the period                -          -          -              (10,123)            (10,123)

Balance, March 31, 2005        7,710,000      7,710     26,290              (18,682)             15,318
Net loss for the period                -          -          -              ( 7,894)            ( 7,894)

Balance, December 31, 2005     7,710,000 $    7,710 $   26,290            $ (26,576)         $    7,424

















     The accompanying notes are an integral part of these interim financial statements

                                  AZZORO INC.
                         (An Exploration Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               December 31, 2005
                                  (Unaudited)

Note 1   Nature and Continuance of Operations

         The Company was incorporated in the State of Nevada on January 15, 2004 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

         These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $26,576 and further losses are anticipated in the development of its business raising doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

         Unaudited Interim Financial Statements

         The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended March 31, 2005 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

Azzoro Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2005 - Page 2
(Unaudited)

Note 2   Summary of Significant Accounting Policies

         Exploration Stage Company

         The Company complies with Financial Accounting Standards Board Statement ("FASB") No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

         Mineral Property

         Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company's financial position or results of operations. As at December 31, 2005, any potential costs relating to the retirement of the Company's mineral property interest has not been determined.

         Use of Estimates and Assumptions

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         Foreign Currency Translation

         The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Gains or losses resulting from foreign currency transactions are included in results of operations.

Azzoro Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2005 - Page 2
(Unaudited)

Note 2   Summary of Significant Accounting Policies - (cont'd)

         Fair Value of Financial Instruments

         The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

         Environmental Costs

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

         Income Taxes

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         At December 31, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

         Basic and Diluted Loss Per Share

         Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Azzoro Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2005 - Page 4
(Unaudited)

Note 2   Summary of Significant Accounting Policies - (cont'd)

         Stock-based Compensation

         In December 2002, the FASB issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

         The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company will apply the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2005 the Company has not granted any stock options or recoded any stock based compensation expense.

         The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

         The Company has also adopted the provisions of the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock
         Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Azzoro Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2005 - Page 5
(Unaudited)

Note 2   Summary of Significant Accounting Policies - (cont'd)

         Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment".
         SFAS  123R  is  a  revision of SFAS No. 123 "Accounting for Stock-Based
         Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock
         Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards  for  the accounting for transactions in which an entity exchanges its equity instruments  for goods or services. It also addresses  transactions  in  which  an  entity  incurs  liabilities  in exchange for goods or services that are based  on the fair value of the entity's equity instruments or that may be settled  by  the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions  in  which an entity obtains employee services  in  share-
         based payment transactions.  SFAS  123R  does not change the accounting guidance for share-based payment transactions  with  parties other than employees provided in SFAS 123 as originally issued and  EITF Issue No.
         96-18, "Accounting for Equity Instruments That Are Issued to Other Than
         Employees  for  Acquiring,  or  in  Conjunction with Selling, Goods  or
         Services".   SFAS 123R does not address  the  accounting  for  employee share ownership plans, which are subject to AICPA Statement of Position
         93-6, "Employers'  Accounting for Employee Stock Ownership Plans". SFAS
         123R requires a public  entity to measure the cost of employee services received in exchange for  an  award  of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the  award  -  the requisite service period  (usually  the  vesting  period).  SFAS 123R requires  that  the compensation  cost  relating  to  share-based payment  transactions  be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation
	 arrangements including share options, restricted share plans, performance
	 -based awards, share appreciation rights, and employee share purchase plans.

Azzoro Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2005 - Page 6
(Unaudited)

Note 2   Summary of Significant Accounting Policies - (cont'd)

         Recent Accounting Pronouncements - (cont'd)

         Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

         In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

         In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

         In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes

Azzoro Inc.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
December 31, 2005 - Page 7
(Unaudited)


Note 2   Summary of Significant Accounting Policies - (cont'd)

         Recent Accounting Pronouncements - (cont'd)

         accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006.
         Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

Note 3   Mineral Property

         Shorts Claims

         By a mineral property staking and purchase agreement dated January 29, 2004, the Company acquired a 100% undivided right, title and interest in and to eight mineral claims, known as "Shorts Claims", located in the province of British Columbia, Canada by the payment of $5,000. During the year ended March 31, 2005 the Company incurred $2,000 of mineral property costs. To date the Company has incurred costs of $7,000 on the Short Claims.

         The Property is held in trust for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. At December 31, 2005 the title to the Property has not been recorded in the name of the Company.

Note 4   Capital Stock

         The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

         During the period from January 15, 2004 (Inception) to March 31, 2004 the Company issued 7,700,000 shares of common stock for total proceeds of $32,000. During the year ended March 31, 2005 the Company issued 10,000 shares of common stock for total proeeds of $2,000. At December 31, 2005 there were no outstanding stock options or warrants.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this quarterly report is to complete the recommended exploration program on the Surprise Lake property consisting of panning techniques, a seismic refraction survey, excavation, and one or more of an electromagnetic, magnetic, resistivity and induced polarization survey. We anticipate that the program will cost approximately $15,000.

Panning involves placing loose soil and water in a container shaped like a frying pan. Through movement of the soil in the water, heavier minerals, such as gold, are separated from lighter material in the soil. The technique is used to determine the whether valuable minerals are present in surface soil on the property. Panning is usually conducted by a geologist or his assistant.

Seismic refraction surveys are used in mineral exploration to define flat to moderately-dipping deposits by determine soil and rock mass. A geologist uses a machine known as a seismograph in order to determine distances of certain rocks from sound emitted by the seismograph. The results provide the geologist with information concerning the distance of rock formations underneath the earth's surface.

Excavation will involve removing the surface soil using a backhoe or bulldozer. Our consulting geologist will then take rock and soil samples from the bedrock below and analyze them for mineral content.

Electromagnetic surveys involve measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity. Areas of high conductivity are targets for follow-up exploration.

Magnetic surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as phrrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

Resistivity surveying involves measuring the flow of electrical current through subsurface layers of rock. The results help detect lateral and vertical changes in subsurface electrical properties.

Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies.

For each of the above surveys, the geologist and an assistant use hand held equipment that provides readings that can indicate the potential for certain types of mineral deposits to be present.

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $30,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

As well, in order to determine whether the Surprise Lake property contains economic mineralization, it is likely that we will have to spend in excess of an additional $2,000,000. We would expect to incur these expenses over five years following the completion of the proposed exploration discussed above. Such funds would either be raised through the sale of our common stock or by approaching a joint venture partner, likely a larger mineral exploration and development company, to provide the required funding in consideration of an interest in the property. We have not undertaken any efforts to locate a joint venture partner.

Even once we have completed all proposed exploration on the Surprise Lake property, we will need to commission a feasibility study, prepared by a professional geologist, which will determine whether mining operations are justified based on the costs to erect mining facilities on the property and the current sale prices of the mineralization discovered. We estimate that the cost of such a feasibility study would be $250,000. This study would be completed following our completion of the additional $2,000,000 in exploration that would be necessary to determine whether the property contains economic mineralization, or in approximately six years.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Surprise Lake property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2005

We did not earn any revenues during the nine-month period ending December 31, 2005. We incurred operating expenses in the amount of $7,894 for the nine-month period ended December 31, 2005, as compared to a loss of $4,569 for the comparative period in the previous fiscal year. The increase in net loss in the current fiscal year is primarily a result of increases accounting and audit fees and filing fees incurred in connection with our registration statement on Form SB-2 that was filed with the Securities & Exchange Commission.

Our operating expenses were comprised of accounting and audit fees of $5,994, filing fees of $1,126, management fees of $500 and office and miscellaneous expenses of $274.

At December 31, 2005, we had total assets of $11,098 consisting entirely of cash and $3,674 in liabilities consisting of accounts payable and accrued liabilities.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on December 31, 2005. This evaluation was conducted by our chief executive officer and our principal accounting officer, Ted Burylo.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.      Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.      Changes in Securities

The Company did not issue any securities during the quarter ended December 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 17, 2006

Azzoro Inc.

/s/ Ted Burylo
------------------------------
Ted Burylo, President